Form 10-K
period 2006-12-31
SAIL 2006-3
filed 2007-04-02
CIK 1363937

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to


       Commission file number:  333-129480-09

       Structured Asset Investment Loan Trust 2006-3
       (exact name of issuing entity as specified in its charter)

       Structured Asset Securities Corporation (depositor)
       (exact name of the Registrant as specified in its charter)

       Lehman Brothers Holdings Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                           74-2440850
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



  745 Seventh Avenue, 7th Floor
   New York, NY                               10019
  (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: (212) 526-7000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


        None


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



           ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            None.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See item 15 exhibits (33) and (34)

    The 1122 statements for Option One Mortgage Corporation has disclosed the following instance of material noncompliance with the servicing criteria 1122(d)(1)(iv) applicable to the Company during the year ended December 31, 2006. With respect to requirements in the transaction agreements to maintain fidelity bond insurance in an amount that would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.

    The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

    Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, Option One Mortgage Corporation, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.




  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See item 15 exhibit (35)




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Trust Agreement dated as of May 1, 2006, among Structured Asset Securities Corporation, as Depositor, U.S. Bank National Association, as Trustee, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, and Clayton Fixed Income Services INC., as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 12, 2006).


   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      b) Clayton Fixed Income Services, Inc, as Credit Risk Manager <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation <F1>
      f) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      g) LaSalle Bank, National Association, as Custodian <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      j) Select Portfolio Servicing, Inc., as Servicer <F1>
      k) U.S. Bank, National Association, as Trustee <F1>
      l) U.S. Bank, National Association, as Custodian <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Master Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Paying Agent <F1>
      q) Wells Fargo Bank, N.A., as Custodian <F1>
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation <F1>
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      b) Clayton Fixed Income Services, Inc, as Credit Risk Manager <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation <F1>
      f) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      g) LaSalle Bank, National Association, as Custodian <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      j) Select Portfolio Servicing, Inc., as Servicer <F1>
      k) U.S. Bank, National Association, as Trustee <F1>
      l) U.S. Bank, National Association, as Custodian <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Master Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Paying Agent <F1>
      q) Wells Fargo Bank, N.A., as Custodian <F1>
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation <F1>
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (35) Servicer compliance statement.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      f) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      j) Select Portfolio Servicing, Inc., as Servicer <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Asset Investment Loan Trust 2006-3
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Scott Runkles
    Scott Runkles, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (a) Exhibits

   (4) Trust Agreement dated as of May 1, 2006, among Structured Asset Securities Corporation, as Depositor, U.S. Bank National Association, as Trustee, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, and Clayton Fixed Income Services INC., as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 12, 2006).


   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) Clayton Fixed Income Services, Inc, as Credit Risk Manager
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) Deutsche Bank National Trust Company, as Custodian
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation
      f) JPMorgan Chase Bank, N.A., as Named Servicer
      g) LaSalle Bank, National Association, as Custodian
      h) Option One Mortgage Corporation, as Servicer
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Select Portfolio Servicing, Inc., as Servicer
      k) U.S. Bank, National Association, as Trustee
      l) U.S. Bank, National Association, as Custodian
      m) Wells Fargo Bank, N.A., as Servicer
      n) Wells Fargo Bank, N.A., as Master Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator
      p) Wells Fargo Bank, N.A., as Paying Agent
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) Clayton Fixed Income Services, Inc, as Credit Risk Manager
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) Deutsche Bank National Trust Company, as Custodian
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation
      f) JPMorgan Chase Bank, N.A., as Named Servicer
      g) LaSalle Bank, National Association, as Custodian
      h) Option One Mortgage Corporation, as Servicer
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Select Portfolio Servicing, Inc., as Servicer
      k) U.S. Bank, National Association, as Trustee
      l) U.S. Bank, National Association, as Custodian
      m) Wells Fargo Bank, N.A., as Servicer
      n) Wells Fargo Bank, N.A., as Master Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator
      p) Wells Fargo Bank, N.A., as Paying Agent
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      c) Countrywide Home Loans Servicing LP, as Servicer
      f) JPMorgan Chase Bank, N.A., as Named Servicer
      h) Option One Mortgage Corporation, as Servicer
      j) Select Portfolio Servicing, Inc., as Servicer
      m) Wells Fargo Bank, N.A., as Servicer
      n) Wells Fargo Bank, N.A., as Master Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications



  I, Scott Runkles, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Investment Loan Trust 2006-3 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Home Finance LLC, as Sub-Servicer, Clayton Fixed Income Services, Inc, as Credit Risk Manager, Countrywide Home Loans Servicing LP, as Servicer, JPMorgan Chase Bank, N.A., as Named Servicer, Option One Mortgage Corporation, as Servicer, Select Portfolio Servicing, Inc., as Servicer, Aurora Loan Servicing Inc., GMAC Mortgage Corporation, HomEq Servicing Corporation, and U.S. Bank, N.A., as Trustee.


     Dated:    March 30, 2007

     /s/ Scott Runkles
     Signature

     Vice President
     Title


EX-33 (a)
(logo) CHASE
CHF - Subprime

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria

Chase Home Finance LLC (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

Chase Home Finance LLC

Signed: /s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
Date: 02/26/2007

Signed: /s/ Jim Miller
Title: Senior Vice President
Date: 02/26/2007

(page)


CHF - Subprime

EXHIBIT A

                                                                                                        INAPPLICABLE
                                                                                 APPLICABLE               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA            CRITERIA
                                                                Performed by    Performed by
Reference                        Criteria                         Servicer        Vendors

                   General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted            X^1
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)     If any material servicing activities              X
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.


1122(d)(1)(iii)    Any requirements in the transaction                                                        X
                   agreements to maintain a back-up servicer
                   for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited          X              X^2
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)     The related accounts for the                      X
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Section 13k-1(b)(1)
                   of this chapter.

1122(d)(2)(vi)     Unissued checks are safeguarded so as             X
                   to prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a                 X              X^3
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are: (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transactions agreements.
2 An affiliate vendor deposits funds from customer transactions to a lockbox clearing account.
3 Two vendors prepare account reconciliations on disbursement clearing accounts.

(page)


                   Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those             X^4
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated            X^5
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)    Disbursements made to an investor are             X^6
                   posted within two business days to the
                   servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the             X^7
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans                                                      X
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)     Mortgage loans and related documents are                                                      X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals, or                       X
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any         X
                   payoffs, made in accordance with related
                   mortgage loans documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the              X
                   mortgage loans agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or              X
                   status of an obligor's mortgage loans (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

4 The Asserting Party provides monthly pool accounting reports to the appropriate party pursuant to the transaction agreements.
5 The Asserting Party remits amounts to the appropriate party pursuant to the transaction agreements.
6 Disbursements made to the appropriate party pursuant to the transaction agreements are posted within two business days to the Asserting Party's records, or such other number of days specified in the transaction agreements.
7 The Asserting Party reconciles its records relating to disbursements made to the appropriate party pursuant to the transaction agreements.


(page)


1122(d)(4)(vii)    Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts            X
                   are maintained during the period a mortgage
                   loans is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent mortgage loans including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates            X
                   of return for mortgage loans with variable
                   rates are computed based on the related
                   mortgage loans documents.

1122(d)(4)(x)      Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's mortgage loans documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable mortgage loan
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related mortgage loans, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor             X              X^8
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in                     X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other                                                          X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
                   forth in the transaction agreements.

8 Three vendors provide information used by the Asserting Party to pay taxes and insurance on behalf of obligors.





EX-33 (b)
(logo) CLAYTON

Certification Regarding Compliance with Applicable Servicing Criteria

1. Clayton Fixed Income Services Inc. ("CFIS") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"),. The transactions covered by this report include mortgage-backed securities transactions (each, a "Trust") for which CFIS acted as credit risk manager (the "Platform"), including: FFMLT 2006-FFB; SAIL 2006-2; SAIL 2006-3; SAIL 2006-4; SAIL 2006-BNC1; SAIL 2006-BNC2; SASCO 2006-AM1; SASCO 2006-BC1; SASCO 2006-BC2;
     SASCO 2006-BC3; SASCO 2006-BC4; SASCO 2006-BC6; and Soundview 2006-EQ2.

2. The criteria listed in the column titled "Performed by CFIS" in Appendix A are those criteria applicable (in part) to the Platform under paragraph (d) of 1122 of Regulation AB and are those criteria for which this certification is required pursuant to the terms and conditions of the various trust agreements and/or pooling and servicing agreements (the "Transaction Documents") through which CFIS was retained to act as credit risk manager;

3. CFIS can only certify compliance with sub-parts (A) and (B) of the criteria set forth in 1122(d)(3)(i) because sub-parts (C) and (D) are not within the scope of services CFIS has been retained to provide to the Trusts.

     A. With respect to subparts (A) and (B) of 1122(d)(3)(i), management identified certain instances where component sections specified in the Transaction Documents were not included in a given month's credit risk manager report. These instances related to one of the following: (i) a loss analysis was not included; (ii) a mortgage insurance analysis was not included; or (iii) the standard default assumption (SDA) analytic was not included. In assessing the Platform, CFIS identified one instance where an SDA analytic should have been included but was not, in the January 2007 Credit Risk Manager Report for SASCO 2006-AM1 (which reports on the December 2006 distribution); management does not consider this to be a material instance of non-compliance with respect to the Platform as a whole. Management believes that items (i), (ii), and (iii) above occurred for the following reasons, respectively: (i) the relevant Trust had not incurred any losses as of the date of the report; (ii) the relevant Trust did not have a mortgage insurance policy or there had been no mortgage insurance activity as of the date of the report; and (iii) there was insufficient or statistically insignificant data available to generate the applicable analytic component. With respect to the Soundview 2006-EQ2 transaction, the component sections that were not included related to the prepayment analysis (CPR) and standard default assumption (SDA) components of the analytics reporting specified in the Transaction Documents. Although the original Transaction


(page)


(logo) CLAYTON

          Documents for Soundview 2006-EQ2 have not been formally amended, the sponsor of these securitizations has indicated to CFIS that these reports should be excluded from the reports provided by CFIS. Management does not consider the foregoing to be a material instance of non-compliance with respect to the Platform as a whole.

     B. With respect to subpart (C) of 1122(d)(3)(i), CFIS is not required to file its reports with Securities Exchange Commission; per the Transaction Documents, the CFIS reports are to be included in the monthly filing responsibility for filing with the Commission rests with a party other than CFIS. Accordingly, the certification contained herein with respect to the Platform applies only to CFIS delivering its reports to the applicable third party responsible for including CFIS' reports with the Commission in accordance with the Commission's rules and regulations.

     C. With respect to subpart (D) of 1122(d)(3)(i), CFIS is not responsible under the Transaction Documents for ensuring that its reports "agree with investors' or the trustee's records as to the total unpaid principal balance and number of pool assets serviced by the Servicer." CFIS' role (in part) in the transactions in which it is retained is to provide oversight functions with respect to the servicers in such transactions and to identify issues in the areas of collateral reporting. In connection with such role, CFIS would report on discrepancies it identifies between the balance and number of pool assets as reported by the various transaction fiduciaries.

4. Those criteria listed in the column "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to CFIS based on the activities it performs with respect to the Platform;

5. Subject to the foregoing, CIFS has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. Hein & Associates, a registered public accounting firm, has issued an attestation report on CFIS' assessment of compliance with the applicable servicing criteria for the Reporting Period. Such report is attached hereto.


[Remainder of page intentionally left blank]


(page)


(logo) CLAYTON


March 15, 2007

Clayton Fixed Income Services Inc.

By: /s/ Kevin J. Kanouff

Name:  Kevin J. Kanouff
Title: President





EX-33 (c)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (d)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (e)
(logo) FIS TAX SERVICES
A DIVISION OF FIDELITY NATIONAL INFORMATION SERVICES

FIS Tax Services
3100 New York Drive, Suite 100
Pasadena, CA 91107
tel:626.345.2010 * 866-457.4112
fax:626.398.5205

Management Compliance Statement

Management of FIS Tax Services (FIS) and formerly known as LSI Tax Services, is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and
Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform.

FIS' management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. FIS has determined the following servicing criteria in paragraph (d)(4) of Item 1122 are applicable to the activities it performed with respect to the Platform:

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements, made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, FIS has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended 2006.

To the best of my knowledge and belief, based on such assessment, FIS has fulfilled all of its applicable obligations throughout the reporting period.



/s/ Darryl A. DeBond
Darryl A. DeBond
Executive Vice President

January 22, 2007





EX-33 (f)
(logo) CHASE

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association
Signed: /s/ David Lowman
Name:   David Lowman
Title:  Executive Vice President
Date:   02/26/2007


(page)


EXHIBIT A


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any performance or
                    other triggers and events of default in accordance with the                  X^1
1122(d)(1)(i)       transaction agreements.

                    If any material servicing activities are outsourced to third parties,
                    policies and procedures are instituted to monitor the third party's           X
1122(d)(1)(ii)      performance and compliance with such servicing activities.

                    Any requirements in the transaction agreements to maintain a back-up                                  X
1122(d)(1)(iii)     servicer for the mortgage loans are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the
                    party participating in the servicing function throughout the reporting        X
                    period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)      accordance with the terms of the transaction agreements.

Cash Collection and Administration

                    Payments on mortgage loans are deposited into the appropriate
                    custodial bank accounts and related bank clearing accounts no more                                    X
                    than two business days following receipt, or such other number of days
1122(d)(2)(i)       specified in the transaction agreements.

                    Disbursements made via wire transfer on behalf of an obligor or to an                                 X
1122(d)(2)(ii)      investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash flows or
                    distributions, and any interest or other fees charged for such                                        X
                    advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)     transaction agreements.

                    The related accounts for the transaction, such as cash reserve
                    accounts or accounts established as a form of overcollateralization,                                  X
                    are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)      as set forth in the transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes
                    of this criterion, "federally insured depository institution" with                                    X
                    respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1 (b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent unauthorized access.                                 X

                    Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                    mathematically accurate; (B) prepared within 30 calendar days after
                    the bank statement cutoff date, or such other number of days specified                                X
                    in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or
1122(d)(2)(vii)     such other number of days specified in the transaction agreements.


(page)



                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

Investor Remittances and Reporting

                    Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in
                    the transaction agreements; (B) provide information calculated in                                     X
                    accordance with the terms specified in the transaction agreements; (C)
                    are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
1122(d)(3)(i)       serviced by the Servicer.

                    Amounts due to investors are allocated and remitted in accordance with
                    timeframes, distribution priority and other terms set forth in the                                    X
1122(d)(3)(ii)      transaction agreements.

                    Disbursements made to an investor are posted within two business days
                    to the Servicer's investor records, or such other number of days                                      X
1122(d)(3)(iii)     specified in the transaction agreements.

                    Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)      statements.

Pool Asset Administration

                    Collateral or security on mortgage loans is maintained as required by         X
1122(d)(4)(i)       the transaction agreements or related mortgage loan documents.

                    Mortgage loan and related documents are safeguarded as required by the        X
1122(d)(4)(ii)      transaction agreements

                    Any additions, removals or substitutions to the asset pool are made,
                    reviewed and approved in accordance with any conditions or                    X
1122(d)(4)(iii)     requirements in the transaction agreements.

                    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's
                    obligor records maintained no more than two business days after                                       X
                    receipt or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related mortgage loan documents.

                    The Servicer's records regarding the mortgage loans agree with the
                    Servicer's records with respect to an obligor's unpaid principal                                      X
1122(d)(4)(v)       balance.

                    Changes with respect to the terms or status of an obligor's mortgage
                    loans (e.g., loan modifications or re-agings) are made, reviewed and                                  X
                    approved by authorized personnel in accordance with the transaction
1122(d)(4)(vi)      agreements and related pool asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                    repossessions, as applicable) are initiated, conducted and concluded                                  X
                    in accordance with the timeframes or other requirements established by
1122(d)(4)(vii)     the transaction agreements.

                    Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a
                    monthly basis, or such other period specified in the transaction                                      X
                    agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)    temporary (e.g., illness or unemployment).


(page)


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

                    Adjustments to interest rates or rates of return for mortgage loans
                    with variable rates are computed based on the related mortgage loan                                   X
1122(d)(4)(ix)      documents.

                    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                    interest on such funds is paid, or credited, to obligors in accordance                                X
                    with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days
1122(d)(4)(x)       specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                    dates, as indicated on the appropriate bills or notices for such                                      X
                    payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number
1122(d)(4)(xi)      of days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to be made
                    on behalf of an obligor are paid from the servicer's funds and not                                    X
                    charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)     obligor's error or omission.

                    Disbursements made on behalf of an obligor are posted within two
                    business days to the obligor's records maintained by the servicer, or                                 X
1122(d)(4)(xiii)    such other number of days specified in the transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are recognized                                  X
1122(d)(4)(xiv)     and recorded in accordance with the transaction agreements.

                    Any external enhancement or other support, identified in Item
                    1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as
1122(d)(4)(xv)      set forth in the transaction agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transaction agreements.






EX-33 (g)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (h)
(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

Certification Regarding Compliance with Applicable Servicing Criteria

1. Option One Mortgage Corporation and its wholly owned subsidiary, Premier Property Tax Services, LLC (the "Company" or "Option One") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of SEC Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans originated and serviced by Option One and sold to Government Sponsored Enterprises such as FNMA ("Fannie Mae") and FHLMC ("Freddie Mac") (the "Platform").

2. Except as set forth in paragraph 3 below, the Company used the criteria set forth in paragraph (d) of Item 1122 of SEC Regulation AB to assess the compliance with the applicable servicing criteria;

3. The criteria listed in the columns titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to the Company based on the activities it performs, with respect to the Platform;

4. The Company has complied, in all material respects, with the applicable servicing criteria for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

5. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria for the Reporting Period.

This certification is dated March 21, 2007.

Option One Mortgage Corporation

By:/s/Rodney A. Smith
Name: Rodney A. Smith
Title: Vice President, Investor Accounting

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
1
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   x^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800


(logo) EQUAL HOUSING LENDER

2
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^4                                                X^5
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^6
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.




4^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

5^ Another party performs all other activities related to this criterion.

6^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
3
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   Investor Remittances and Reporting

                   Reports to investors, including those            X^7
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^8
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^9                                                  X^10
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^11                                                 X^12
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.


7^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

8^  Another party performs all other activities related to this criterion.

9^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

10^ Another party performs all other activities related to this criterion.

11^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

12^ Another party performs all other activities related to this criterion.



6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
4
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   pool assets and related documents are             X^13                                                   X^14
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^15                                                  X^16
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
1122(d)(4)(iv)     with the related pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
1122(d)(4)(viii)   example, phone calls, letters, and

13^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

14^ Another party performs all other activities related to this criterion.

15^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

16^ Another party performs all other activities related to this criterion.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER

5
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.

                   Payments made on behalf of an obligor             X^17                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^18                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

17^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

18^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDING
6
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   Disbursements made on behalf of an                X^19                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.



19^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
7
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com




APPENDIX B


Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17,2006 for coverage in excess of the FNMA requirements.


6501 Irvine Center Drive * Irvine * California * 92618 *(800) 704-0800

(logo) EQUAL HOUSING LENDER
8





EX-33 (i)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (j)
Management's Assertion of Compliance

Management of Select Portfolio Servicing, Inc., (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in 1122(d), to the extent required by the related transaction agreements, or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(l)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), 1122(d)(4)(ii),
1122(d)(4)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended, December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x), 1122(d) (4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1 The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2 The Company's management has assessed compliance with the Applicable Servicing
  Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period.
  In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3 Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

February 27, 2007





EX-33 (k)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1 U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report

U.S. BANK NATIONAL ASSOCIATION


/s/ Bryan R. Calder
Name:  Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion

Reg AB          Servicing Criteria
Reference

General Servicing Considerations



1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to              Not Applicable
                 maintain a back-up servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days
                 following receipt or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 over collateralization are separately maintained (e.g.,
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with time frames and other terms
                 set forth in the transaction agreements; (B) provide
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of Pool Assets serviced by the
                 Servicer.


1


(page)



1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,
                 or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained
                 as required by the transaction agreements or related
                 pool asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made           Not Applicable
                 in accordance with the related pool asset documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the pool assets               Not Applicable
                 agree with the Servicer's records with respect to an
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an              Not Applicable
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance         Not Applicable
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained          Not Applicable
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction
                 agreements, and describe the entity's activities in
                 monitoring delinquent pool assets including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for           Not Applicable
                 pool assets with variable rates are computed based
                 on the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such         Not Applicable
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in
                 accordance with applicable pool asset documents
                 and state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related pool assets, or such other number of
                 days specified in the transaction agreements.


2


(page)



1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or          Not Applicable
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment      Not Applicable
                 to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted          Not Applicable
                 within two business days to the obligor's records
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts          Not Applicable
                 are recognized and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation
                 AB, is maintained as set forth in the transaction
                 agreements.


3





EX-33 (l)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1 U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report

U.S. BANK NATIONAL ASSOCIATION


/s/ Bryan R. Calder
Name:  Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion

Reg AB          Servicing Criteria
Reference

General Servicing Considerations



1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to              Not Applicable
                 maintain a back-up servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days
                 following receipt or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 over collateralization are separately maintained (e.g.,
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with time frames and other terms
                 set forth in the transaction agreements; (B) provide
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of Pool Assets serviced by the
                 Servicer.


1


(page)



1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,
                 or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained
                 as required by the transaction agreements or related
                 pool asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made           Not Applicable
                 in accordance with the related pool asset documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the pool assets               Not Applicable
                 agree with the Servicer's records with respect to an
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an              Not Applicable
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance         Not Applicable
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained          Not Applicable
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction
                 agreements, and describe the entity's activities in
                 monitoring delinquent pool assets including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for           Not Applicable
                 pool assets with variable rates are computed based
                 on the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such         Not Applicable
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in
                 accordance with applicable pool asset documents
                 and state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related pool assets, or such other number of
                 days specified in the transaction agreements.


2


(page)



1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or          Not Applicable
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment      Not Applicable
                 to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted          Not Applicable
                 within two business days to the obligor's records
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts          Not Applicable
                 are recognized and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation
                 AB, is maintained as set forth in the transaction
                 agreements.


3





EX-33 (m)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (n)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (o)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (p)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (q)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (r)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com

Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

     1. ABN Amro Mortgage Group, Inc.
     2. Dovenmuehle Mortgage, Inc.
     3. HomEq Servicing Corporation
     4. Option One Mortgage Corporation
     5. People's Choice Home Loan, Inc.
     6. Sun Trust Mortgage, Inc.
     7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
     8. Wells Fargo Home Mortgage


3





EX-33 (s)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of Chase Home Finance LLC:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Chase Home Finance LLC (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 26, 2007





EX-34 (b)
(logo) HEIN & ASSOCIATES LLP
Certified Public Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Clayton Fixed Income Services
Denver, Colorado

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Serving Criteria Report ("Management's Report"), that Clayton Fixed Income Services ("CFIS") complied with the following list of specified requirements pursuant to agreements with certain Trusts identified below. The transactions covered by this report include mortgage-backed securities transactions (each, a "Trust") for which CFIS acted as credit risk manager (the "Platform"), including: BNC 2006-2, SAIL 2006-BNC1, SAIL 2006-BNC2, SAIL 2006-2, SAIL 2006-3, SAIL 2006-4, SASCO 2006-AM1, SASCO
2006-BC1, SASCO 2006-BC2, SASCO 2006-BC3, SASCO 2006-BC-4, SASCO 2006-BC6, and
Soundview 2006-EQ2.

Clayton shall have prepared and made available on or about the 15th calendar day of each month the following reports (the "Reports"):

(i) The Watchlist Report including a listing of mortgage loans in any delinquency status, including current and paid off loans, and any additional comments by Clayton.

(ii) The Loss Severity Report providing a compilation and summary of all losses, indicating the loan loss severity for each mortgage pool.

(iii) The Mortgage Insurance Claims Report providing a summary of claims submitted to the PMI Insurer by the servicers, claim payment and denial information, and penalties accessed.

(iv) The Prepayment Premiums Report indicating prepayment premiums accessed or waived by each servicer.

(v)   The Analytics Report including statistical and/or graphical portrayals of:

      (A)  The delinquency trend

      (B)  Prepayment analysis, and

      (C)  The standard default assumptions

We have not examined any of the underlying information contained within the Reports, and as such, express no opinion related to the underlying information contained within the Reports.

Management is responsible for Clayton Fixed Income Services' compliance with those requirements. Our responsibility is to express an opinion on management's assertion about Clayton Fixed Income Services' compliance based on our examination.

717 17th Street, 16th Floor
Denver, Colorado 80202-3323
Phone: 303-298-9600
Fax: 303-298-8118
www.heincpa.com

(logo) Celebrating 30 Years


(page)


Clayton Fixed Income Services
Page 2

Our examination was conducted in accordance with the attestation standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about Clayton Fixed Income Services' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Clayton Fixed Income Services' compliance with specified requirements.

In our opinion, except for items observed in the Management Report, management's assertion that Clayton Fixed Income Services complied with the aforementioned requirements during the period from January 1, 2006 to December 31, 2006 is fairly stated, in all material respects.

We have not examined any of the other assertions included in management's report and, accordingly, express no opinion on assertions not specifically identified above.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
March 15, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (e)
(logo) KPMG

100 North Tampa Street
Suite 1700
Tampa, FL 33602

Report of Independent Registered Public Accounting Firm

The Board of Directors
Fidelity National Information Services, Inc
FIS Tax Services (FIS)


We have examined management's assessment, included in the accompanying Management Compliance Statement that FIS Tax Services (FIS) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform, as of and for the period ending December 31, 2006. FIS has determined the following servicing criteria from 1122(d)(4) were applicable to the activities it performs with respect to the Platform.

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Management is responsible for FIS' compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about FIS' compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about FIS' compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual residential mortgage loans that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether FIS processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by FIS during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by FIS during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on FIS' compliance with the servicing criteria. In our opinion, management's assessment that FIS complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Tampa, Florida
January 22, 2007


KPMG LLP, a U.S. limited habilay partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period") for asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii);1122(d)(2)(i), (ii), (iii), (iv), (v), (vi),
(vii); 1122(d)(3)(i), (ii), (iii), (iv); 1122(d)(4)(iv), (v), (vi), (vii),
(viii), (ix), (x), (xi), (xii), (xiii), (xiv), and (xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 26, 2007





EX-34 (g)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (h)
(logo) KPMG

KPMG LLP
Suite 700
600 Anton Boulevard
Costa Mesa, CA 92626-7651

Report of Independent Registered Public Accounting Firm

The Board of Directors
Option One Mortgage Corporation:

We   have  examined the  compliance of Option One Mortgage  Corporation  and its wholly owned subsidiary, Premier Property Tax Services, LLC (collectively, the Company), with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans serviced for transactions issued by any government sponsored enterprises (the Platform), as of and for the 12 month period ended December 31, 2006, to the extent applicable as indicated in Appendix A under the heading "Performed Directly by Option One". Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.


Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States) and, accordingly, included examining, on a test basis, evidence about the Company 's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our
examination   included   testing  of  less  than  all  of  the   individual
asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instance of material noncompliance with the servicing criteria 1122(d)(1)(iv) applicable to the Company during the year ended December 31, 2006. With respect to requirements in the transaction agreements to maintain fidelity bond insurance in an amount that would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

In   our opinion,  except for the instance of material  noncompliance  described
above,  the  Company  complied,   in  all  material   respects,   with  the
aforementioned servicing criteria, as of and for the 12 month period ended December 31, 2006.

/s/KPMG LLP

Costa Mesa, California
March 21, 2007


(page)
APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   X^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3                                                   X^4
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion - FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

4^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^5                                                X^6
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^7
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.

                   Investor Remittances and Reporting

                   Reports to investors, including those            X^8
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^9
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
1122(d)(3)(i)      trustee's records as to the total


5^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

6^ Another party performs all other activities related to this criterion.

7^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.

8^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

9^  Another party performs all other activities related to this criterion.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   unpaid principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^10                                                  X^11
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^12                                                 X^13
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.

                   pool assets and related documents are             X^14                                                   X^15
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^16                                                  X^17
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to



10^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

11^ Another party performs all other activities related to this criterion.

12^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

13^ Another party performs all other activities related to this criterion.

14^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

15^ Another party performs all other activities related to this criterion.

16^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

17^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   principal, interest, or other items (e.g.,
                   escrow) in accordance with the related
1122(d)(4)(iv)     pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
1122(d)(4)(viii)   illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria



                   Payments made on behalf of an obligor             X^18                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^19                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

                   Disbursements made on behalf of an                X^20                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.


18^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

19^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

20^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.





EX-34 (i)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (j)
(logo) KPMG


KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


To the Advisory Committee of Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA), Inc.:


We have examined management's assertion, included in the accompanying Management Assertion of Compliance, that Select Portfolio Servicing, Inc. and Subsidiaries ("the Company"), an indirect subsidiary of Credit Suisse (USA), Inc., complied with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the primary servicing of publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities (the "Platform"), excluding servicing criteria: 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i),
1122(d)(4)(ii), 1122(d)(4)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities the Company performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Management's Assertion of Compliance, for servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x),
1122(d) (4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer' as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(vii), 1122(d)(4)(ix), 1122 (d)(4)(x), 1122(d) (4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the twelve months ended December 31, 2006, is fairly stated, in all material respects.


/s/ KPMG LLP


Chicago, Illinois
February 27, 2007





EX-34 (k)
(logo) Ernst & Young

Ernst & Young LLP
220 South Sixth Street, Ste. 1400
Minneapolis, MN 55402-4509

Phone: (612) 343-1000
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(iii) and 1122(d)(4)(iv) through 1122(d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (l)
(logo) Ernst & Young

Ernst & Young LLP
220 South Sixth Street, Ste. 1400
Minneapolis, MN 55402-4509

Phone: (612) 343-1000
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(iii) and 1122(d)(4)(iv) through 1122(d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (m)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (n)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (o)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (p)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (q)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (r)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-34 (s)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
(logo) CHASE


SUBSERVICER COMPLIANCE STATEMENT


RE: Structured Asset Investment Loan (SAIL) 2006-3: The Pooling and Servicing
 Agreement by and among LaSalle Bank National Association as Custodian, Clayton Fixed Income Services as Credit Risk Manager, Wells Fargo Bank, N.A. as Master Servicer, Wells Fargo Bank, N.A. as Securities Administrator, Lehman Brothers Holdings Inc as Seller, U.S. Bank National Association as Trustee, Deutsche Bank National Trust Company as Custodian, and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, each a duly authorized officer of Chase Home Finance LLC ("CHF"), do hereby certify that:

(1) CHF is a Subservicer under the Agreement

(2) A review of the activities of CHF during the calendar year ending December 31, 2006 and of the performance of CHF under the Agreement has been made under our supervision; and

(3) To the best of our knowledge, based on such review, CHF has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Capitalized terms used but not defined herein shall have the meanings assigned in the Agreement.


Date: 02/28/2007


Chase Home Finance LLC,
as Subservicer


By:/s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
       Servicing Manager


By: /s/ Jim Miller
Name: Jim Miller
Title: Senior Vice President
       Default Servicing Manager





EX-35 (c)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (f)
(logo)CHASE


SERVICER COMPLIANCE STATEMENT


RE: Structured Asset Investment Loan (SAIL) 2006-3: The Pooling and Servicing
 Agreement by and among LaSalle Bank, NA as the Custodian, Clayton Fixed Income Services as Credit Risk Manager, Wells Fargo Bank, NA as Master Servicer, Wells Fargo Bank, NA as Securities Administrator, Lehman Brothers Holdings Inc. as Seller, JPMorgan Chase Bank, NA c/o Chase Home Finance, LLC the "Agreement")


 The undersigned, a duly authorized officer of JPMorgan Chase Bank, National Association, as Servicer (the "Servicer") pursuant to the Structured Asset Investment Loan (SAIL) 2006-3 (The "Agreement"), does hereby certify that:


(1) A review of the activities of the Servicer during the calendar year ending December 31, 2006 and of the performance of the Servicer under the Agreement has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.


Date: 02/28/2007


JPMorgan Chase Bank,
National Association,
as Servicer

By:     /s/David Lowman
Name:   David Lowman
Title:  Executive Vice President





EX-35 (h)
(logo) OPTION ONE MORTGAGE
       One gets it done.

www.optiononemortgage.com


March 15, 2007

Lehman Brothers Holdings Inc.
745 Seventh Avenue, 7th Floor
New York, NY 10019
Attn: Mortgage Finance, SAIL 2006-3

Structured Assets Securities Corporation
745 Seventh Avenue, 7th Floor
New York, NY 10019

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia Maryland 21045
Attention: Client Service Manager, SAIL 2006-3

Aurora Loan Services LLC
327 Inverness Drive South
Mail Stop 3199
Englewood, CO 80112
INV #436

Enclosed is the required Sarbanes Oxley Certification:

Re: The Subservicing agreement dated as of May 1, 2006 (the "Agreement"), among Option one Mortgage Corporation as Servicer, Wells Fargo Bank, N.A. as Master Servicer, Lehman Brothers Holdings Inc., as Seller, and acknowledged by U.S. Bank National Association as Trustee.

If you have any questions, please contact Elizabeth Nguyen at (949) 727-8226 or email: Elizabeth.Nguyen@oomc.com


Option One Mortgage Corporation
6501 Irvine Center Drive
Irvine, CA 92618


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800 *

(logo) EQUAL HOUSING
       LENDER


(page)


(logo) OPTION ONE MORTGAGE
       One gets it done.

www.optiononemortgage.com


Annual Compliance Certificate


I, Teji Singh, the undersigned, the duly authorized Chief Servicing Officer of Option One Mortgage Corporation (as "Servicer"), does hereby certify the following for the calendar year ending on December 31, 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Servicing Agreement (as defined in the cover letter) for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year (or applicable portion thereof), except as disclosed on Appendix A, attached.



Certified By:



/s/ Teji Singh
Name: Teji Singh
Title: Chief Servicing Officer - SVP
Date: March 15, 2007


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800 *

(logo) EQUAL HOUSING
       LENDER


(page)


(logo) OPTION ONE MORTGAGE
       One gets it done.

www.optiononemortgage.com


APPENDIX A


Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17, 2006 for coverage in excess of the FNMA requirements.


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800 *

(logo) EQUAL HOUSING
       LENDER





EX-35 (j)
(logo) SPS
SELECT
Portfolio
SERVICING, inc.


Agreement: See Schedule of Agreements

Dated:  See Attached Schedule


ANNUAL STATEMENT AS TO COMPLIANCE


In accordance with the applicable section in each of the Pooling and Servicing Agreements specified:

i. a review of the activities of the Servicer during the year ended December 31, 2006 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations and no default has occurred under this Agreement throughout such year.


February 24, 2007


/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer
Select Portfolio Servicing, Inc.


3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881
* web www.spservicing.com


(page)


Schedule of Agreements

ACE Securities Corp., Depositor, Ocwen Federal Bank FSB, A Servicer Option One Mortgage Corporation, A Servicer, Select Portfolio Servicing, Inc., A Servicer, Wells Fargo Bank, N.A., Master Servicer And Securities Administrator and HSBC Bank USA, National Association, Trustee - Pooling And Servicing Agreement - ACE Securities Corp. Home Equity Loan Trust, Series 2005-SD1, Asset Backed Pass-Through Certificates
1/1/2005

Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Nationstar Mortgage LLC, Servicer, Select Portfolio Servicing, Inc., Servicer, Wells Fargo Bank, N.A., Master Servicer and Trust Administrator, Officetiger Global Real Estate Services Inc., Loan Performance Advisor and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Asset Backed Securities Corporation Home Equity Loan Trust, Series MO 2006-HE6 11/1/2006

Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Select Portfolio Servicing, Inc., Servicer, Wells Fargo Bank, N.A., Master Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Asset Backed Securities Corporation Home Equity Loan Trust, Series NC 2005-HE4
5/1/2005

Credit Suisse First Boston Mortgage Acceptance Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Backed Pass Through Certificates, Series 2005-12
11/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Greenpoint Mortgage Funding, Inc., Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-12
12/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Wells Fargo Bank N.A., Master Servicer And Trust Administrator, Washington Mutual Mortgage Securities Corp., Seller And Servicer, Greenpoint Mortgage Funding, Inc., Seller And Servicer, Wells Fargo Home Mortgage Inc., Servicer Fairbanks Capital Corp., Servicer And Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2004-3
4/1/2004

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Greenpoint Mortgage Funding, Inc., Servicer, Select Portfolio Servicing, Inc., Servicer, and U.S. Bank National Association, Trustee
- Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-3
10/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Banco Popular De Puerto Rico, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-9
10/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Bank of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-5
5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Modification Oversight Agent and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-4
11/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-1 5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-6 6/1/2006

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank of America, National Association, Servicer, Banco Popular De Puerto Rico, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-8
9/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling, and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-7
7/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-2
2/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-3
3/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Bank Of America, National Association, Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-4
4/1/2006

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Greenpoint Mortgage Funding, Inc., Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSMC Mortgage-Backed Pass-Through Certificates, Series 2006-1
1/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer and Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Select Portfolio Servicing, Inc., Servicer And Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-11
11/1/2005

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank N.A., Servicer, Master Servicer And Trust Administrator, Washington Mutual Mortgage Securities Corp., Servicer, Select Portfolio Servicing, Inc., Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSAB Mortgage-Backed Pass-Through Certificates, Series 2006-2
9/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, Greenpoint Mortgage Funding, Inc., Servicer and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Trust 2006-3
7/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, Greenpoint Mortgage Funding, Inc., Servicer and U.S. Bank National Association, _ Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage Trust 2006-2
4/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back Up Servicer and Trust Administrator, Washington Mutual Bank, Seller and Servicer, Select Portfolio Servicing, Inc., Servicer and Special Servicer and U.S. Bank National Association, Trustee - Pooling And Servicing Agreement - Adjustable Rate Mortgage Backed Pass Through Certificates, Series 2005-10 8/1/2005

(page)


Schedule of Agreements

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wells Fargo Bank, N.A., Master Servicer, Servicer, Back-Up Servicer and Trust Administrator, Select Portfolio Servicing, Inc., Servicer and Special Servicer, and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - Adjustable Rate Mortgage-Backed Pass-Through Certificates, 2006-1
2/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee, and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling and Servicing Agreement - GSAMP Trust 2006-HE5
8/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling And Servicing Agreement - GSAMP Trust 2006-HE4
6/1/2006

GS Mortgage Securities Corp., Depositor, Litton Loan Servicing LP, Servicer, Select Portfolio Servicing, Inc., Servicer, Avelo Mortgage, L.L.C., Servicer, J.P. Morgan Trust Company, National Association, Custodian, U.S. Bank National Association, Custodian, Deutsche Bank National Trust Company, Custodian, LaSalle Bank National Association, Trustee, and Wells Fargo Bank, N.A., Master Servicer and Securities Administrator - Pooling and Servicing Agreement - GSAMP Trust 2006-HE3
5/1/2006

Nomura Home Equity Loan, Inc., Depositor, Nomura Credit & Capital, Inc., Seller, Select Portfolio Servicing, Inc., a Servicer, Option One Mortgage Corporation, a Servicer, Countrywide Home Loans Servicing LP, a Servicer, Wells Fargo Bank, National Association, Master Servicer and Securities Administrator and HSBC Bank USA, National Association, Trustee - Pooling and Servicing Agreement - Nomura Home Equity Loan, Inc., Asset-Backed Certificates, Series 2005-HE1
10/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2005-SD2
1/1/2005

(page)


Schedule of Agreements

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2005-1
1/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2005-3
1/1/2005

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD1
2/28/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD2
5/31/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate And Adjustable Rate Mortgage Loans - ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD3
10/31/2006

Select Portfolio Servicing, Inc., Servicer and DB Structured Products, Inc., Owner - Servicing Agreement - Fixed Rate and Adjustable Rate Mortgage Loans - Deutsche Alt-A Securities Inc. Mortgage Loan Trust, Series 2006-AF1
3/1/2006

Pool and Servicing Agreement-Contimortgage Home Equity Loan Trust 1999-3
6/1/1999

Select Portfolio Servicing, Inc., as Servicer and Wells Fargo Bank, N.A., as Master Servicer and Lehman Brothers Holdings Inc., as Seller - Structured Asset Securities Corporation, Structured Asset Investment Loan Trust, Mortgage Pass-Through Certificates, Series 2006-3 - Subservicing Agreement
5/1/2006

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital Inc., Seller, Select Portfolio Servicing Inc., Wells Fargo Bank, N.A., Wilshire Credit Corporation, Servicers, Wells Fargo Bank, N.A., Master Servicer and Trust Administrator and U.S. Bank National Association, Trustee - Pooling and Servicing Agreement - CSFB Mortgage Pass-Through Certificates, Series 2004-CF2
9/1/2004

(page)


Schedule of Agreements


Page 7 of 7





EX-35 (m)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006, with the exception of the following failure(s) to fulfill any such obligation in any material respect:

For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank N.A.


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     Q02     WACHOVIA PMSR LUMINENT 2    WELLS FARGO CTS     LUMINENT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT INV#     INV                            TRUSTEE            DEAL NAME
106     310     CS PMSR 2004-AR5               WFB CTS            2004-AR5
106     312     CS PMSR 2004-AR7               WFB CTS            2004-AR7
106     313     CS PMSR 2004-AR8               WFB CTS            2004-AR8
106     318     CS PMSR ARMT 2004-2            WFB CTS            ARMT 2004-2
106     323     CS PMSR ARMT 2004-4            WEB CTS            ARMT 2004-4
106     328     CS PMSR ARMT 2005-1            WFB CTS            ARMT 2005-1
106     329     CS PMSR ARMT 2005-2            WFB CTS            ARMT 2005-2
106     330     CSFB PMSR CSFB 2005-3          WFB CTS            CSFB 2005-3
106     350     CS PMSR ARMT 2005-7            WFB CTS            ARMT 2005-7
106     351     CSFB PMSR CSFB 2003-23         WFB CTS            CSFB 2003-23
106     356     CS PMSR ARMT 2005-8            WFB CTS            ARMT 2005-8
106     368     CS PMSR ARMT 2005-10           WFB CTS            ARMT 2005-10
106     370     CS PMSR ARMT 2005-11           WFB CTS            ARMT 2005-11
106     372     CSFB PMSR CSFB 2005-10         WFB CTS            CSFB 2005-10
106     373     CSMC PMSR ARMT 2005-12         WFB CTS            ARMT 2005-12
106     375     CSMC PMSR CSMC 2005-12         WFB CTS            CSMC2005-12
106     376     CSMC PMSR CSMC 2006-1          WFB CTS            CSMC 2006-1
106     377     CSMC PMSR ARMT 2006-1          WFB CTS            ARMT 2006-1
106     378     CSMC PMSR ARMT2006-2           WFB CTS            ARMT 2006-2
106     380     CSMC PMSR CSMC 2006-4          WFB CTS            CSMC 2006-4
106     385     CSMC PMSR CSMC 2006-3          WFB CTS            CSMC 2006-3
106     400     CSMC PMSR CSMC 2006-5          WFB CTS            CSMC 2006-5
106     404     CSMC PMSR CSMC 2006-7          WFB CTS            CSMC 2006-7
106     553     CS SUB ARMT 2005-12            WFB CTS            ARMT 2005-12
106     554     CSFB SUB CSFB 2005-11          WFB CTS            CSFB 2005-11
106     556     CSMC SUB CSMC 2006-4           WFB CTS            CSMC 2006-4
106     557     CSMC SUB ARMT 2006-1           WFB CTS            ARMT 2006-1
106     558     CSFB SUB CSFB 2005-12          WFB CTS            CSFB 2005-12
106     560     CSMC SUB CSMC 2006-2           WFB CTS            CSMC 2006-2
106     562     CSMC SUB CSMC 2006-1           WFB CTS            CSMC 2006-1
106     564     CSMC SUB CSMC 2006-3           WFB CTS            CSMC 2006-3
106     565     CSMC SUB ARMT 2006-2           WFB CTS            ARMT 2006-2
106     569     CSMC SUB CSAB 2006-1           WFB CTS            CSAB 2006-1
106     572     CSMC SUB CSMC 2006-7           WFB CTS            CSMC 2006-7
106     574     CSMC SUB ARMT 2006-3           WFB CTS            ARMT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     201     HSBC PMSR HASCO 2006-WMC    WELLS FARGO CTS      HASCO 2006-WMC


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     M02     BARCLAYS PMSR SABR 2006-    WELLS FARGO CTS      SABR 2006-WM1
106     M03     BARCLAYS PMSR SABR2006NC    WELLS FARGO CTS      SABR 2006-NC1
106     M04     BARCLAYS PMSR SABR 06-NC    WELLS FARGO CTS      SABR 2006-NC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     X11     DEUTSCHE PMSR ACE 06-HE1    WELLS FARGO CTS      ACE 2006-HE1
106     X02     DEUTSCHE PMSR ACE 2005HE    WELLS FARGO CTS      ACE 2005-HE7
106     X09     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-1
106     X10     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-AR1
106     X12     DEUTSCHE PMSR DBALT06-AF    WELLS FARGO CTS      DBALT 2006-AF1
106     X14     DEUTSCHE PMSR DBALT06-AR    WELLS FARGO CTS      DBALT 2006-AR2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     Z42     EMC PMSR BSABS 2006-IM1     WELLS FARGO CTS      BSABS 2006-IM1
106     Z41     EMC PMSR PRIME 2006-CL1     WELLS FARGO CTS      PRIME 2006-CL1
106     V50     EMC SUB BSABS 2005-SD2      WELLS FARGO CTS      BSABS 2005-SD2
106     V53     EMC SUB BSABS 2006-SD1      WELLS FARGO CTS      BSABS 2006-SD1
106     V54     EMC SUB BSABS 2006-SD2      WELLS FARGO CTS      BSABS 2006-SD2
106     V55     EMC SUB BSABS 2006-SD3      WELLS FARGO CTS      BSABS 2006-SD3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     U02     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-2
106     U05     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     719     LEHMAN PMSR SAIL 2006-3     WELLS FARGO CTS      SAIL 2006-3
106     724     LEHMAN PMSR SASCO 06-BC2    WELLS FARGO CTS     SASCO 2006-BC2
106    K67      LEHMAN SUB 2004-7           WELLS FARGO CTS         2004-7


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     P41     MORGAN PMSR MSM 2006-5AR    WELLS FARGO CTS     MSM 2006-5AR
106     P43     MORGAN PMSR MSAC 2006-HE    WELLS FARGO CTS     MSAC 2006-HE2
106     P52     MORGAN PMSR MSIX 2006-1     WELLS FARGO CTS     MSIX 2006-1
106     P53     MORGAN PMSR MSAC2006-WMC    WELLS FARGO CTS     MSAC 2006-WMC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     V02     SOCIETE PMSR SUMS 06-FRE    WELLS FARGO CTS     SGMS 2006-FRE1


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     916     UBS PMSR MALT 2006-2        WELLS FARGO CTS     MALT 2006-2
106     917     UBS PMSR MABS2006-FRE1      WELLS FARGO CTS     MABS 2006-FRE1
106     925     UBS PMSR MABS2006-FRE2      WELLS FARGO CTS     MABS 2006-FRE2
106     926     UBS PMSR MALT 2006-3        WELLS FARGO CTS     MALT 2006-3
106     927     UBS PMSR MABS 2006-WMC2     WELLS FARGO CTS     MABS 2006-WMC2
106     928     UBS PMSR MASS 2006-HE2      WELLS FARGO CTS     MABS 2006-HE2
106     929     UBS PMSR MABS 2006-AM2      WELLS FARGO CTS     MABS 2006-AM2





EX-35 (n)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 13, 2007


Structured Asset Securities Corporation
745 7th Avenue
New York, NY 10019


RE: Annual Statement As To Compliance for Structured Asset Investment Loan
    Trust 2006-3

Per Section 9.26 of the Trust Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision and

(B) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(C) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.

Certified By:
/s/Kristen Ann Cronin
Kristen Cronin, Vice President


Certified By:
/s/Gordon Johnson
Gordon Johnson, Assistant Secretary

Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.